Form 10-K
period 2008-12-31
USAA Auto Owner Trust 2008-1
filed 2009-03-31
CIK 1419243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

333-131356-06
(Commission File Number of Issuing Entity)

USAA Auto Owner Trust 2008-1
(Exact name of Issuing Entity as specified in its charter)

USAA Acceptance, LLC
(Exact name of Depositor as specified in its charter)

USAA Federal Savings Bank
(Exact name of Sponsor as specified in its charter)

Delaware	26-6446324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of	Identification No. of
Issuing Entity)	Issuing Entity)

c/o Wells Fargo Delaware
Trust Company
919 Market Street
Suite 1600
Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)
of Issuing Entity)

(302) 575-2004
(Issuing Entity’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:          None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer: ☐	Accelerated Filer: ☐

Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: See Exhibit Index.

FORM 10-K

PART 1

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 1	Business.
(B) Item 1A	Risk Factors.
(C) Item 2	Properties.
(D) Item 3	Legal Proceedings.
(E) Item 4	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 5	Market for Registrant’s Common Equitys Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6	Selected Financial Data.
(C) Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(D) Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8	Financial Statements and Supplementary Data.
(F) Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A	Controls and Procedures.

Item 9A (T) Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A) Item 10	Directors, Executive Officers and Corporate Governance.
(B) Item 11	Executive Compensation.
(C) Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 13	Certain Relationships and Related Transactions, and Director Independence.
(E) Item 14	Principal Accounting Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of USAA Federal Savings Bank (in its capacity as the sponsor, (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, (the “Originator”), in its capacity as servicer, (the “Servicer”) and in its capacity as administrator (the “Administrator”) of USAA Auto Owner Trust 2008-1 (the “Issuing Entity”)), USAA Acceptance, LLC (the “Depositor”), The Bank of New York Mellon (the “Indenture Trustee”), Wells Fargo Delaware Trust Company (the “Owner Trustee”) or the Issuing Entity, or of which any property of the foregoing is the subject, that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer, the Indenture Trustee and FDI Computer Consulting, Inc. (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer, the Indenture Trustee and FDI Computer Consulting, Inc. has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Assessment Reports prepared by the Servicer, the Indenture Trustee or FDI Computer Consulting Inc., and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party except as specified in the paragraphs below.

As set forth in Exhibit 33.1 and Exhibit 34.1 to this Form 10-K, USAA the Servicer’s Servicing Assessment Report and the related Attestation Report, reported a material instance of noncompliance with respect to Item 1122(d)(3)(i)(c) of Regulation AB, at the platform level. As set forth in such Servicing Assessment Report and related Attestation Report, the Report on Form 10-D required to be filed with the Commission for the December 2008 distribution date was not timely filed. Processes have been improved to ensure Reports on Form 10-D are filed timely.

As set forth in Exhibit 33.2 and Exhibit 34.2 to this Form 10-K, The Indenture Trustee’s Servicing Assessment Report and the related Attestation Report, reported a material instance of noncompliance with respect to Item 1122(d)(2)(i) of Regulation AB, at the platform level. As set forth in such Servicing Assessment Report and related Attestation Report, certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents. The segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by the Indenture Trustee as stated above. Payments related to each specified series of securities were timely remitted to the investors in such series. Existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USAA AUTO OWNER TRUST 2008-1

By:	USAA Federal Savings Bank, as Servicer

/s/ EDWIN T. MCQUISTON

Name: Edwin T. McQuiston
Title: Senior Vice President, Treasurer
(Senior Officer in Charge of the Servicing Function)

Date: March 31, 2009

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference to the Depositor’s filing on Form 8-K filed with the Commission on October 4, 2005).

Exhibit 4.1

Indenture, dated as of January 15, 2008, between the Issuing Entity and the Indenture Trustee (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on January 17, 2008).

Exhibit 4.2

Amended and Restated Trust Agreement, dated as of January 15, 2008, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity’s filing on Form 8-K filed with the Commission on January 17, 2008).

Exhibit 10.1

Receivables Purchase Agreement, dated as of January 15, 2008, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on January 17, 2008).

Exhibit 10.2

Sale and Servicing Agreement, dated as of January 15, 2008, among the Issuing Entity, the Depositor and USAA Federal Savings Bank, as seller and servicer (incorporated by reference from Exhibit 10.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on January 17, 2008).

Exhibit 10.3

Administration Agreement, dated as of January 15, 2008, among the Issuing Entity, the Administrator and the Indenture Trustee (incorporated by reference from Exhibit 10.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on January 17, 2008).

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of The Bank of New York.

Exhibit 33.3	Report on Assessment of Compliance with the Servicing Criteria of FDI Computer Consulting, Inc.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, LLP, on behalf of The Bank of New York.

Exhibit 34.3	Attestation Report on Assessment of Compliance with the Servicing Criteria of McGladrey & Pullen, LLP, on behalf of FDI Computer Consulting, Inc.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2008.